Form 10-K
period 2019-12-31
Entergy New Orleans Storm Recovery Funding I, L.L.C.
filed 2020-03-27
CIK 1637969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9A.   Controls and Procedures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

The Assertion of Compliance of Applicable Servicing Criteria of the trustee, The Bank of New York Mellon (the “Trustee”), identified one material instance of non-compliance. The Trustee has advised Entergy New Orleans Storm Recovery Funding I, L.L.C. (the “Issuer”) that this instance of non-compliance did not affect the Issuer’s Senior Secured Storm Recovery Bonds (the “Bonds”). The Issuer requested that the Trustee provide further information about the instance of non-compliance, specifically:

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

The Issuer did not possess any information regarding any of the items above, but the Trustee provided the following information:

Non-compliance - Item 1122(d)(3)(i)(A). Certain reports to investors were not prepared in accordance with the timeframes set forth in the transaction agreements.

The Trustee advised that the BNY Mellon ABS platform was tested through a process of random sampling of the myriad asset classes that are present on said platform.  The asset classes related to the identified non-compliance related to credit card receivables. The identified instance of non-compliance did not involve the Issuer.  The reports involved in the non-compliance were in the nature of servicing/monthly reports posted to BNY Mellon Investor Reporting website and due to an administrative error, reports were not posted to BNY Mellon Investor Reporting website in the timeframe prescribed in the governing documents. This non-compliance did not cause any missed payments or miscalculation of payments.

The Trustee advised that when its management became aware of such instance, controls designed to prevent such occurrences in the future were implemented.  Impacted investors received reports containing accurate information that were not previously distributed. Reports were delivered to investors and timely filed on EDGAR on Form 10-D or Form 10-D/A, as required.

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

Item 1122. Compliance with Applicable Servicing Criteria.

See Item 9B above and Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123 Servicer Compliance Statement.

See Exhibit 35.1 under Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March, 2020.
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