Form 10-K
period 2020-12-31
Entergy New Orleans Storm Recovery Funding I, L.L.C.
filed 2021-03-29
CIK 1637969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
              Large accelerated filer  [  ]          Accelerated filer [ ]  Non-accelerated filer [X] Smaller reporting company [ ]

Emerging growth company [ ]

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes [ ] No [ ] Not applicable.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9A.   Controls and Procedures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

The Assertion of Compliance of Applicable Servicing Criteria of the trustee, The Bank of New York Mellon (the “Trustee”), identified material instances of non-compliance. The Trustee has advised Entergy New Orleans Storm Recovery Funding I, L.L.C. (the “Issuer”) that this non-compliance did not affect the Issuer’s Senior Secured Storm Recovery Bonds (the “Bonds”). The Issuer requested that the Trustee provide further information about the non-compliance, specifically:

● The asset type(s) included in the sample of transactions reviewed for purposes of assessing compliance with servicing criteria applicable to them, where the identified instances of noncompliance were found to exist, and whether the identified instances of noncompliance involved the subject transaction;
● The extent or scope of any material instance of noncompliance, including any material impacts or effects as a result of the material instances of noncompliance that have affected payments or expected payments on the asset-backed securities; and

● The party’s current plans, if any, or actions already undertaken, for remediating the material instance of noncompliance or the impacts caused by the material instance of noncompliance.

The Issuer did not possess any information regarding any of the items above, but the Trustee provided the following information:

Non-compliance - Items 1122(d)(2)(vii)(A),(B),(C),(D). Certain reconciliations were not prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts, in the international paper asset classes.

The Trustee advised that the BNY Mellon ABS platform was tested through a process of random sampling of the myriad asset classes that are present on said platform. The asset classes related to the identified non-compliance did not include the asset class relating to the Issuer’s bonds, and the identified instance of non-compliance did not involve the Issuer.  Accordingly, this non-compliance did not cause any missed payments or miscalculation of payments on the Issuer’s bonds.

The asset classes related to the identified non-compliance related to international paper. The reconciliations involved in the non-compliance were in the nature of certain reconciliations were not prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts, with respect to the international paper asset classes. This non-compliance did not cause any missed payments or miscalculation of payments. The Trustee advised that when its management became aware of such instance, controls designed to prevent such occurrences in the future were implemented. Reports were delivered to investors and timely filed on EDGAR on Form 10-D or Form 10-D/A, as required.

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

Item 1122. Compliance with Applicable Servicing Criteria.

See Item 9B above and Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123 Servicer Compliance Statement.

See Exhibit 35.1 under Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2021.

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