Form 10-K
period 2023-12-31
Entergy New Orleans Storm Recovery Funding I, L.L.C.
filed 2024-03-22
CIK 1637969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
4.2    Series Supplement, dated as of July 22, 2015, between the Issuing Entity and The Bank of New York Mellon, including form of Storm Recovery Bonds (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Issuing Entity’s Report on Form 8-K dated July 28, 2015).
*31.1    Certification pursuant to Rule 13a-14(d)/15d-14(d).
*33.1    Report on assessment of compliance with servicing criteria for asset-backed securities for Entergy New Orleans, LLC.
*33.2    Assertion of compliance with applicable servicing criteria for The Bank of New York Mellon.
*34.1    Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of Entergy New Orleans, LLC.
*34.2    Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of The Bank of New York Mellon.
*35.1    Servicer compliance statement.
99.1     Storm Recovery Property Servicing Agreement dated as of July 22, 2015 between the Issuing Entity and Entergy New Orleans, LLC, as servicer (incorporated by reference to exhibit 99.1 included as an exhibit to the Issuing Entity's Report on Form 8-K dated July 28, 2015).
99.2     Storm Recovery Property Purchase and Sale Agreement dated as of July 22, 2015 between the Issuing Entity and Entergy New Orleans, LLC as seller (incorporated by reference to exhibit 99.2 included as an exhibit to the Issuing Entity’s Report on Form 8-K dated July 28, 2015).
99.3    Administration Agreement dated as of July 22, 2015 between the Issuing Entity and Entergy New Orleans, LLC, as administrator (incorporated by reference to exhibit 99.3 included as an exhibit to the Issuing Entity’s Report on Form 8-K dated July 28, 2015).
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

Item 1122. Compliance with Applicable Servicing Criteria.
See Item 9B above and Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123 Servicer Compliance Statement.
See Exhibit 35.1 under Item 15.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22th day of March, 2024.

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